Form 10KSB
period 1997-12-31
MID MISSOURI HOLDING CO INC
filed 1998-04-15
CIK 928033

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1997.
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

     Commission File Number 33-82444

                       MID-MISSOURI HOLDING COMPANY, INC.
                       ----------------------------------
             (Exact Name of Registrant as Specified in Its Charter)
              MISSOURI                                   43-1676881
              --------                                   ----------
(State or Other Jurisdiction of Incorporation       (I.R.S. Employer
 or Organization)                                  Identification No.)

  318 WEST MAIN STREET, SULLIVAN, MISSOURI                 63080
------------------------------------------        --------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code:    (573) 468-3191
                                                     ----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                              Name of Each Exchange
                  Title of Each Class   on Which Registered
                  -------------------   -------------------
                  NONE                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $10.00 PAR VALUE
                                (Title of Class)
                         ______________________________

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X
                                                        ----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for fiscal year 1997 were $10,615,058.

     There is no established trading market for shares of the voting stock of the Registrant. To the best knowledge of the Registrant, transfers that have occurred in such stock primarily relate to estate planning transactions. Management of the Registrant has no knowledge of the prices used in or the values assigned to such transfers. At March 1, 1998, the aggregate book value of the Registrant's voting stock held by non-affiliates was approximately $13,323,000.

     There were 231,361 shares of common stock of the Registrant outstanding as of March 1, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

     Transitional Small Business Disclosure Format (check one):

Yes ___________    No       X
                      ------------

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS
------   -----------------------

     (a)  General
          -------

     Mid-Missouri Holding Company, Inc. (hereinafter referred to from time to time as the "Registrant" or "Mid-Missouri") was incorporated under the laws of the State of Missouri on December 30, 1993, at the direction of the board of directors of Bank of Sullivan, a Missouri banking corporation chartered under the laws of the State of Missouri on April 1, 1895 (the "Bank"), for the purpose of serving as a one-bank holding company for the Bank. The Registrant's principal office is located at 318 West Main Street, Sullivan, Missouri 63080, which location is also the main office of the Bank.

     On August 4, 1994, the Registrant filed with the Securities and Exchange Commission (the "S.E.C.") a Registration Statement on Form S-4 (the "1994 Registration Statement") containing a Prospectus and Exchange Offer (the "Exchange Offer") of Mid-Missouri to acquire at least 95% and up to 100% of the issued and outstanding shares of common stock, par value $100.00 per share, of the Bank (the "Bank Common Stock"). The 1994 Registration Statement was declared effective by the S.E.C. on August 23, 1994, and the Exchange Offer was consummated on May 3, 1995. Pursuant to the terms of the Exchange Offer, each share of Bank Common Stock, at closing, was exchanged for ten (10) shares of common stock, $10.00 par value per share, of Mid-Missouri (the "Mid-Missouri Common Stock"). As a result, shareholders of the Bank received shares of Mid-Missouri Common Stock substantially in proportion to their respective ownership of Bank Common Stock. Mid-Missouri acquired substantially all of the issued and outstanding shares of Bank Common Stock as a result of the Exchange Offer.

     On March 25, 1997, the Registrant filed with the S.E.C. a Registration Statement on Form S-4 (the "1997 Registration Statement") containing a Prospectus of Mid-Missouri to acquire up to 100% of the issued and outstanding shares of common stock, par value $1.00 per share, of American Federal Savings & Loan Association of Sullivan, a Federal savings and loan association ("American Federal") (the "American Federal Common Stock"), through the merger (the "Merger") of American Federal with and into the Bank, with the Bank surviving under its Charter. The 1997 Registration Statement was declared effective by the S.E.C. on May 15, 1997, and the Merger was consummated on June 30, 1997. Pursuant to the terms of the Merger, each share of American Federal Common Stock, at closing, was exchanged for 0.206494 shares of Mid-Missouri Common Stock plus $14.7415 cash. Mid-Missouri acquired all of the issued and outstanding shares of American Federal Common Stock as a result of the Merger. As a result of the Merger, Mid-Missouri retained beneficial ownership of all of the issued and outstanding stock of the Bank, and the separate corporate existence of American Federal ceased.

     The business of the Registrant consists primarily of the ownership, supervision and control of the Bank. The Registrant provides the Bank with advice, counsel and specialized services in various fields of financial and banking policy and operations, including auditing, record keeping, tax planning, trust operations, new business development, lending, regulatory compliance and human resources management. The responsibility for the management of the Bank remains with the officers and directors of the Bank. At December 31, 1997, Mid-Missouri had 10 officers and no full-time employees. Mid-Missouri utilizes, to the extent necessary, the officers, employees and services of the Bank.

     The Bank, which operated 3 banking offices in Missouri during 1997, is engaged in the general banking business of accepting funds for deposit, making loans, renting safe deposit boxes and performing such other banking services as are usual and customary in banks of similar size and character. Bank offers residential real estate loans, commercial and business loans, and consumer loans. Bank customers are offered regular checking, interest-bearing checking, money market, savings, certificates of deposit and IRA accounts.

     The Bank serves customers in Sullivan, Missouri, where its principal banking office is located, and in surrounding areas. The Bank competes with numerous financial institutions, including banks located in the area surrounding Sullivan, Missouri. The Bank is competitive with all competing financial institutions in its service area with respect to interest paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans. At December 31, 1997, the Bank employed 56 full-time employees and 8 part-time employees.

     (b)  Supervision and Regulation
          --------------------------

     As a Missouri business corporation, Mid-Missouri is subject to regulation by the Secretary of State of the State of Missouri and to the requirements of The General and Business Corporation Law of Missouri. As a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), Mid-Missouri is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Registered bank holding companies are required to file an annual report with the Federal Reserve Board and to provide the Federal Reserve Board with such additional information as the Federal Reserve Board may require pursuant to the BHCA.

     The BHCA requires that bank holding companies obtain prior approval from the Federal Reserve Board before (1) acquiring (except in certain limited circumstances) direct or indirect ownership or control of more than 5% of the voting shares of any bank or bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company. In determining whether to approve a proposed acquisition, merger or consolidation, the Federal Reserve Board is required to take into consideration the financial and managerial resources and future prospects of the company or companies and the banks concerned, and the convenience and needs of the community to be served.

     The BHCA also prohibits any bank holding company, or any subsidiary thereof, from acquiring, directly or indirectly, more than 5% of the voting shares of, interest in, or all or substantially all of the assets of any additional bank located outside the state in which the operations of such bank holding company's banking subsidiaries were principally conducted on the date which such company became a bank holding company unless the acquisition of such shares or assets of a state bank by an out-of-state bank holding company is specifically authorized by the statutes of the state in which the bank is located. Missouri law permits banks and bank holding companies in states contiguous to Missouri to acquire banks and bank holding companies located in Missouri, if such states have passed reciprocal interstate banking laws. A bank or bank holding company having its principal operations in Iowa, Illinois, Kentucky, Tennessee, Arkansas, Oklahoma, Kansas or Nebraska is currently permitted to acquire control of Missouri banks since all of the states listed above have adopted regional or national interstate banking legislation reciprocal with that of Missouri.

     Missouri law provides that a bank holding company may not obtain control of any bank if as a result of the acquisition, the total deposits in such bank together with the total deposits of all banks located in the State of Missouri controlled by the bank holding company would exceed 13% of the total deposits of all depository financial institutions in the state, including banks, thrifts and credit unions. In computing the total deposits in all banks controlled by the bank holding company and the bank which the holding company seeks to acquire, certificates of deposit in the face amount of $100,000 or more, deposits from sources outside the United States and deposits of banks other than banks controlled by the bank holding company are to be deducted.

     The BHCA further prohibits a bank holding company, with certain exceptions, from engaging in and from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in a business other than that of banking, managing and controlling banks, or furnishing services to its affiliated banks. An exception to this prohibition provides that a bank holding company may engage in, and may own shares of companies engaged in, certain businesses which the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board has adopted regulations specifying areas of activity which it regards as so closely related to banking or the managing of banks as to be permissible for bank holding companies under the law, subject to Board approval in individual cases. The Registrant is not engaged in any such non-banking activities.

     In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was enacted. As of September 29, 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry, subject to state deposit caps and a 10% nationwide deposit cap. This legislation also provides that, subject to future action by individual states, a holding company has the right, commencing on June 1, 1997, to convert the banks which it owns in different states to branches of a single bank. States are permitted to "opt out" of this full interstate branching provision prior to the effective date, but may not "opt out" of the law allowing bank holding companies from other states to enter such states. Alternatively, states may "opt in" earlier than June 1, 1997. As of the date hereof, the state of Missouri, in which all of the Registrant's subsidiary banks are located, has neither "opted in" nor "opted out" of the interstate branching provisions of this legislation.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its other subsidiaries, on investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, under the BHCA and regulations of the Federal Reserve Board, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.

     The Bank is the primary subsidiary of the Registrant. The Bank is a Missouri state chartered bank and, as such, its primary bank regulatory authorities are the Missouri Division of Finance and the Federal Deposit Insurance Corporation. Banks organized under state law which are members of the Federal Reserve System are regulated and examined primarily by the Federal Reserve Board and state banking authorities, while banks organized under state law which are not members of the Federal Reserve System are regulated and examined primarily by the Federal Deposit Insurance Corporation and state banking authorities. The Bank is a state-chartered bank which is not a member of the Federal Reserve System. Regulation by the federal and state banking authorities is designed to protect depositors rather than shareholders.

     Dividends from the Bank are the principal source of revenue to the Registrant although management fees may be charged to cover services rendered to the Bank. The ability of the Bank to pay such dividends to Mid-Missouri is subject to limitations established by various state and federal laws and regulations. Under Missouri law, a state-chartered bank which is not a member of the Federal Reserve System whose surplus account for each dividend period does not equal at least 40% of the amount of its capital stock is required to transfer to its surplus account 10% of its net income for such dividend period. Retained earnings in excess of any such required transfer to surplus are available for dividends. In addition, sound banking practices require the maintenance of adequate levels of capital. Federal regulatory authorities have adopted standards for the maintenance of capital by banks, and adherence to such standards may further limit the ability of banks to pay dividends.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies the following capital standards for depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure, and critically undercapitalized if it fails to meet any critical capital level set forth in the regulations. FDICIA requires a bank that is determined to be undercapitalized to submit a capital restoration plan, and the bank's holding company must guarantee that the bank will meet its capital plan, subject to certain limitations. FDICIA also prohibits banks from making any capital distribution or paying any management fee if the bank would thereafter be undercapitalized.

     FDICIA grants the FDIC authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks so as to maintain the BIF at the designated reserve ratio defined in FDICIA. FDICIA also required the FDIC to implement a risk-based insurance assessment system pursuant to which the premiums paid by a depository institution are based on the probability that the BIF will incur a loss in respect of such institution. The FDIC has adopted a deposit insurance assessment system that places each insured institution in one of nine risk categories based on the level of its capital, evaluation of its risks by its primary state or federal supervisor, statistical analysis and other information. The FDIC has recently adopted an amendment to the BIF risk-based assessment schedule which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF. Under the FDIC amendment, the assessment rates for BIF-insured institutions range from 0.27% of insured deposits for the most financially troubled BIF members to 0% of deposits for most well-capitalized institutions, including over 90% of BIF-insured institutions.

     The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") was signed into law on September 30, 1996. EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking activity without prior notice to the Federal Reserve Board. Written notice is required within 10 days after commencing the activity. Under EGRPRA, the prior notice period is reduced to 12 days in the event of any non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier I capital. The foregoing prior notice requirement also applies to commencing non-banking activity de novo which has been previously approved by order of the Federal Reserve Board, but not yet implemented by regulations. EGRPRA also provides for the recapitalization of the Savings Association Insurance Fund in order to bring that fund into parity with the BIF of the FDIC.

     The references in this section to various aspects of supervision and regulation are brief summaries which do not purport to be complete and which are qualified in their entirety by reference to applicable laws, rules and regulations. Any change in applicable laws or regulations may have a material effect on the business and prospects of Mid-Missouri. The operations of Mid-Missouri may be affected by legislative changes and by the policies of various regulatory authorities. Mid-Missouri is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

     (c)  Competition
          -----------

     Mid-Missouri and the Bank encounter substantial competition in all aspects of their banking activities. New banks may be established in the market area of the Bank, and the location of existing banks may be moved on occasion. In addition, competing banks and competing bank holding companies are continuing to establish separate banking facilities or branches which have been permitted under Missouri law since 1972. Any such new or relocated banks and facilities may have a tendency to increase the competition faced by the Bank. On November 29, 1990, the law of Missouri was changed to permit unlimited, state-wide branching for both national and state-chartered banks, subject to certain criteria.

     As a lender, the Bank competes not only with other banks but also with savings and loan associations, credit unions, finance companies, insurance companies and other non-banking financial institutions that offer credit. The Bank also competes for savings and time deposits with other banks, savings and loan associations, credit unions, money market and mutual funds, and issuers of commercial paper, securities and various forms of fixed and variable income investments. The principal competitive factors in the markets for deposits and loans are interest rates paid and interest rates charged, along with related services; accessibility to customers is also a substantial factor.


ITEM 2.  DESCRIPTION OF PROPERTY
------   -----------------------

     The Registrant, through its subsidiary Bank, owns its corporate offices which are located at 318 West Main Street, Sullivan, Missouri 63080. The Registrant also owns the following real properties which are presently used by the Bank for its activities: 328 E. South Service Road, Sullivan, Missouri (banking facility); 433 E. Springfield, Sullivan, Missouri (motor bank). In the opinion of the Registrant's management, the physical properties of the Registrant and the Bank are suitable and adequate and are being productively utilized.


ITEM 3.  LEGAL PROCEEDINGS
------   -----------------

     The Registrant is not a party, and none of its properties is subject, to any pending legal proceeding, other than routine litigation incidental to the Registrant's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997 to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------   --------------------------------------------------------

     The Registrant has only one class of common equity, the Mid-Missouri Common Stock. There were 231,361 shares of the Mid-Missouri Common Stock outstanding at December 31, 1997, held by approximately 190 shareholders. There exists no established public trading market for shares of Mid-Missouri Common Stock. The Board of Directors of the Registrant may, from time to time, declare cash dividends to the holders of the Mid-Missouri Common Stock, who are entitled to share equally in any such dividends. During 1997 and 1996, Mid-Missouri paid dividends of $2.00 per each outstanding share of Mid-Missouri Common Stock. Mid-Missouri has no restrictions on its ability to pay dividends beyond the normal regulatory restrictions.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
OF OPERATIONS
-------------


     The following discussion and analysis is intended to review the significant factors affecting the financial condition and results of operations of Mid-Missouri for the two (2) year period ended December 31, 1997. It provides a more comprehensive review than is otherwise apparent from the financial statements alone. Reference should be made to those statements and to the selected financial data presented elsewhere in this Form 10-KSB for an understanding of the following review.

             FOR THE TWO (2) YEARS ENDED DECEMBER 31, 1997 AND 1996
             ------------------------------------------------------

                              FINANCIAL CONDITION

     Mid-Missouri experienced substantial growth with total assets increasing $41,335,000 or 34.2% from $120,742,000 on December 31, 1996 to $162,077,000 on
December 31, 1997. Mid-Missouri realized a significant increase in loans, available-for-sale securities, time deposits and borrowings from the Federal Home Loan Bank. A substantial portion of the loan and deposit increase can be attributed to the acquisition and merger of American Federal on June 30, 1997. The remaining increases can be attributed to a healthy local economy, as well as special marketing and promotions designed to provide for sustained growth.

LOANS

     The loan portfolio constitutes the major earning asset of most banks and typically offers the best alternative for obtaining the maximum interest spread above the cost of funds.

     Loans increased $26,570,000 or 36.3% from $73,121,000 on December 31, 1996 to $99,691,000 on December 31, 1997. The increase was primarily related to real estate loans, which increased $25,157,000 in 1997, and was supplemented by a $1,426,000 increase in commercial loans. The growth in loans reflects the addition of $7,700,000 in loans from the American Federal acquisition as well as increased marketing efforts in the communities of Cuba, Union and others in close proximity to Sullivan, Missouri. Additionally, the allowance for possible loan losses increased $213,000 to $725,000 at December 31, 1997 from $512,000 at December 31, 1996.

     The following table presents loans outstanding at December 31, 1997 and 1996, as well as a maturity schedule of loans for December 31, 1997.

                                         DECEMBER 31, 1997        DECEMBER 31, 1996
                                       ---------------------  ----------------------------
                                                   PERCENT                        PERCENT
                                        AMOUNT    OF TOTAL         AMOUNT        OF TOTAL
                                       --------  -----------  -----------------  ---------
                                                    (DOLLARS IN THOUSANDS)
 Commercial, financial
   and agricultural                    $11,696       11.73%      $10,270          14.05%

 Real Estate-
   Construction                          4,649        4.66         2,526           3.45

 Real Estate-mortgage                   76,659       76.90        53,625          73.34

 Consumer                                6,687        6.71         6,700           9.16
                                       -------      -------   -----------------  --------

 Total loans                           $99,691      100.00%      $73,121         100.00%
                                       =======      =======   =================  ========



                                                             1997
                                                          AMOUNT DUE
                              ------------------------------------------------------------------------
                                1 YEAR OR LESS      GREATER THAN 1 YEAR THROUGH 5     AFTER 5 YEARS
                              -----------------    -----------------------------   -------------------
                               FIXED   VARIABLE       FIXED          VARIABLE       FIXED     VARIABLE
                              -------  --------     -----------   ---------------  --------   --------
                                                       (DOLLARS IN THOUSANDS)
Commercial, financial
  and agricultural            $ 8,679   $   653     $ 2,312             $     -   $    52     $    -

Real Estate -
  construction and
  mortgage                    $ 9,982   $14,365     $13,405             $ 2,553   $41,003     $    -

Consumer                      $   839   $   985     $ 4,752             $     -   $   111     $    -
                              -------   -------     -------   -----------------  --------   --------

                              $19,500   $16,003     $20,469             $ 2,553   $41,166     $    -
                              =======   =======     =======   =================  ========   ========

ALLOWANCE FOR LOAN LOSSES

  The allowance for possible loan losses provides a reserve against which loan losses are charged as those losses become evident. Management determines the appropriate level of the allowance for loan losses on a quarterly basis. These analyses take into consideration management's evaluation of the loan portfolio, as well as prevailing and anticipated economic conditions and historical losses by loan category.

  Following are tables setting forth the activity for loan losses and the allocation of the allowance for possible loan losses, along with certain ratios for non-performing loans and total loans in 1997 and 1996.


                                         ALLOWANCES FOR POSSIBLE LOAN LOSSES
                                               1997               1996
                                        ------------------  -----------------
                                               (DOLLARS IN THOUSANDS)

  Balance at beginning of period                  $   512            $   600

  Loans charged off:
     Commercial & financial                            22                 16
     Residential real estate                            2                  -
     Consumer                                          94                121
                                                  -------            -------

  Total charge-offs                                   118                137


  Recoveries:
     Commercial & financial                            14                  7
     Residential real estate                            2                 12
     Consumer                                          85                 30
                                                  -------            -------

  Total recoveries                                    101                 49

  Net loans charged off                                17                 88

  Provision for possible loan losses
     charged against income                           230                  -
                                                  -------            -------

  Balance at end of period                        $   725            $   512
                                                  =======            =======

  Allowance/total loans                              0.73%              0.70%

  Allowance/non-performing loans                    95.90%            148.84%

  Net charge-offs/average loans                       .03%               .13%

  Total loans                                     $99,691            $73,121

  Non-performing loans                            $   756            $   344

  The following table sets forth the allocation of the allowance for loan losses for the indicated categories of loans.

                                       1997               1996
                             ------------------------------------------
                                      PERCENT OF            PERCENT OF
                                         LOANS                 LOANS
                             RESERVE    IN EACH    RESERVE    IN EACH
                             BALANCE   CATEGORY    BALANCE   CATEGORY
                             -------  -----------  -------  -----------
                                       (DOLLARS IN THOUSANDS)
    Commercial, financial
      and agricultural         $ 290       11.73%     $205       14.05%

    Real Estate-
      Construction                37        4.66        26        3.45

    Real Estate-mortgage         319       76.90       225       73.34

    Installment loans to
      individuals                 79        6.71        56        9.16

    Unallocated                    -           -         -           -
                               -----      ------      ----      ------

    Total loans                $ 725      100.00%     $512      100.00%
                               =====      ======      ====      ======

RISK ELEMENTS IN A LOAN PORTFOLIO; INTEREST RECOGNITION

  Risk elements in a loan portfolio include loans accounted for on a non-accrual basis, accruing loans that are contractually past due ninety days or more as to interest or principal payments, troubled debt restructurings, loans where there are serious doubts as to the ability of the borrower to comply with the present loan repayment terms, other real estate and significant industry concentrations (such as real estate, energy or agricultural loans).

  Non-performing assets are defined as loans delinquent 90 or more days, non-accrual loans, restructured loans and foreclosed assets. Such assets do not necessarily represent future losses to Mid-Missouri since underlying collateral can be sold and the financial condition of the borrowers may improve.

  Mid-Missouri's policy is to discontinue accruing interest on loans when principal or interest is due and remains unpaid for 90 days or more, unless the loan is well secured and in the process of collection. The Bank would have recognized additional interest income of approximately $24,000 and $14,000, respectively, if contractual interest on non-accrual loans had been recognized.

                                         DECEMBER 31,
                                    ----------------------
                                       1997        1996
                                    ----------  ----------
                                    (DOLLARS IN THOUSANDS)

  Non-accrual loans                      $ 289       $ 159

  Loans past due 90 days or more         $ 467       $ 185
                                         -----       -----

  Total non-performing loans             $ 756       $ 344

  Foreclosed loans                       $   -       $   -
                                         -----       -----

  Total non-performing assets            $ 756       $ 344
                                         =====       =====


INVESTMENTS

  The Bank's holdings of short-term investments and scheduled maturities of investment securities serve as a source of liquidity to meet depositor and borrower fund requirements.

  Investments in available-for-sale securities increased $15,916,000, or 67.7%, from $23,498,000 on December 31, 1996 to $39,414,000 on December 31, 1997. Mid-
Missouri's available-for-sale investments in U.S. Treasury and Agency securities increased $10,556,000 in 1997, while also adding $1,984,000 in state and political obligations and $2,768,000 in mortgage-backed securities. Investments in held-to-maturity investments decreased $3,827,000, principally in investments in U.S. Treasury securities. The decrease in held-to-maturity investments resulted from maturities which were either reinvested in loans or investments classified as available-for-sale. Approximately $8,900,000 in securities were acquired as a result of Mid-Missouri's acquisition of American Federal.

  The following table presents the composition of investment securities allocated between held-to-maturity and available-for-sale. Weighted average yields by investment type are also presented for December 31, 1997. The weighted average yields on investments in state and political subdivisions have not been calculated on a tax equivalent yield basis.

                                              DECEMBER 31,        DECEMBER 31,
                                                  1997               1996
                                              -------------------------------------
                                                CARRYING           CARRYING
                                                 AMOUNT     YIELD   AMOUNT   YIELD
                                              ------------  ------  -------  ------
                                                     (DOLLARS IN THOUSANDS)

HELD TO MATURITY:
 U.S. Treasury                                     $   498   6.13%  $ 2,960   5.07%

 U.S. Government agencies and corporations           2,911   5.47%    3,595   5.93%

 State and political subdivisions                    5,160   5.28%    5,474   5.42%

 Mortgage-backed securities                          3,806   5.66%    4,173   5.47%
                                                   -------          -------

 Total investments held to maturity                $12,375   5.48%  $16,202   5.48%
                                                   =======          =======

AVAILABLE-FOR-SALE:

 U.S. Treasury                                     $ 1,546   5.90%  $ 2,239   5.90%

 U.S. Government agencies and corporations          22,100   6.64%   10,851   6.68%

 State and political subdivisions                    7,944   5.04%    5,960   5.01%

 Mortgage-backed securities                          7,133   6.46%    4,366   6.20%

 Other investments                                     691   5.25%       82   0.00%
                                                   -------          -------

 Total investments available-for-sale              $39,414   6.26%  $23,498   6.06%
                                                   =======          =======

  The following table shows the maturities and yields of investment securities as of December 31, 1997.

                                              APPROXIMATE
                                       AMORTIZED   FAIR
                                         COST      VALUE   YIELD
                                       ---------  -------  ------
                                         (DOLLARS IN THOUSANDS)

  In one year or less                    $ 6,118  $ 6,319   5.60%

  After one year through five years       17,589   17,837   6.58%

  After five through ten years            13,698   13,926   6.03%

  After ten years                          2,956    3,077   5.71%

  Not due on a single date                10,931   11,079     NA
                                         -------  -------   ----

   Total                                 $51,292  $52,238   6.12%
                                         =======  =======   ====

DEPOSITS

  The deposit base provides the major source for interest earning assets. Deposits increased $22,954,000 or 24.0%, from $95,755,000 on December 31, 1996 to $118,709,000 on December 31, 1997. The increase resulted from a $19,682,000 increase in time deposits, which was accompanied by a $3,273,000 increase in demand savings, NOW and money market deposits. Approximately $13,001,000 in deposits were acquired in conjunction with the American Federal acquisition. The deposit increase was also the result of increased marketing efforts in Sullivan and surrounding communities.

  Maturity of time deposits $100,000 and greater at December 31, 1997 is illustrated below:

                                            MATURITY OF TIME DEPOSIT
                                             (GREATER THAN) $100,000
                                      ------------------------------------
                                                             PERCENT
                                            1997             OF TOTAL
                                      ----------------  ------------------
                                             (DOLLARS IN THOUSANDS)

    Three months or less                       $ 5,047              25.91%

    Over three through six months                9,031              46.36

    Over six months through twelve               5,401              27.73
                                               -------             ------

      Total                                    $19,479             100.00%
                                               =======             ======

                             RESULTS OF OPERATIONS

1997 COMPARED TO 1996.

  Net income for 1997 amounted to $1,205,000 or $5.59 per share. This represents an increase of $92,000 or $.02 per share over 1996 net income of $1,113,000 or $5.57 per share. The increase resulted from increases in net interest income which were partially offset by increases in operating expenses.

  The net interest income increased $727,000 or 17.1% in 1997. This resulted from a significant increase in income from loans which was offset by a higher cost of deposits. The net interest margin declined from 4.08% to 3.69% due to a
 .39% increase in the average rate paid on interest-bearing liabilities. Interest income increased $2,452,000 or 30.0% from $8,163,000 in 1996 to $10,615,000 in 1997. Interest expense increased $1,725,000 or 44.1% in 1997 from a balance of $3,915,000 in 1996 to $5,640,000 in 1997. Interest expense on deposits increased $1,191,000, while the remaining increase in interest expense of $534,000 was related to repurchase agreements and other borrowings.

OTHER INCOME/EXPENSE

  Other income increased $73,000 from $874,000 as of December 31, 1996, to $947,000 as of December 31, 1997. The increase in other income consists primarily of service charges on deposits and income from non-banking activities such as trust, brokerage and fixed rate mortgage fees. Other expenses increased $517,000 from $3,549,000 on December 31, 1996, to $4,066,000 on December 31,
1997. Other expenses consist primarily of salaries, employee benefits, and data processing expenses. Virtually all categories of non-interest income and expense experienced increases due to growth and inflation.

  The following tables demonstrate the changes in the components of interest income and interest expense.


                                                       1997                                   1996
                                                    ---------                               ---------
                                                 PERCENT   INTEREST   AVERAGE             PERCENT     INTEREST  AVERAGE
                                       AVERAGE   OF TOTAL   INCOME/   YIELD/    AVERAGE   OF TOTAL    INCOME/   YIELD/
                                       BALANCE    ASSETS    EXPENSE    RATE     BALANCE    ASSETS     EXPENSE    RATE
                                      ---------  ---------  -------  --------  ---------  --------- ----------  -------
                                               (DOLLARS IN THOUSANDS)                   (DOLLARS IN THOUSANDS)
Interest-earning assets

  Loans                               $ 86,720      60.95%  $ 7,723     8.90%  $ 67,968      61.48%     $6,030    8.87%
  Taxable securities                    36,173      25.42     2,279     6.30%    28,745      26.01%      1,730    6.02%
  Nontaxable securities                 11,938       8.39       613     5.13%     7,106       6.43%        379    5.33%
  Federal funds sold                        67       0.05         -     5.97%       420       0.38%         24    5.71%
                                      --------     ------   -------            --------     ------      ------

Total interest earning assets         $134,898      94.81   $10,615     7.87%  $104,239      94.30%     $8,163    7.83%
                                                            =======            ========                 ======

Non-interest bearing assets

  Cash & due from banks               $  3,417       2.40                      $  3,159       2.86
  Premises & equipment                   2,245       1.58                         1,983       1.79
  Other assets                           2,428       1.70                         1,831       1.66
  Reserve for loan losses                 (700)     (0.49)                         (678)     (0.61)
                                      --------     ------                      --------     ------

Total Assets                          $142,288     100.00%                     $110,534     100.00%
                                      ========     ======                      ========     ======

Interest-bearing liabilities

  NOW accounts                        $ 21,636      15.20%  $   483     2.23%  $ 21,352      19.31%     $  484    2.27%
  Savings accounts                      12,444       8.75       314     2.52%    11,849      10.72         302    2.55%
  Money market accounts                  2,560       1.80        89     3.48%     1,843       1.67          63    3.42%
  Time deposits                         64,433      45.28     3,703     5.75%    45,449      41.12       2,548    5.61%
  Short-term borrowings                 19,137      13.45     1,051     5.49%    10,468       9.47         518    4.95%
                                      --------     ------   -------            --------     ------      ------

Total interest-bearing liabilities     120,210      84.48   $ 5,640     4.69%    90,961      82.29      $3,915    4.30%
                                                            =======                                     ======

Non-interest bearing liabilities

  Demand deposits                       10,316       7.25                         9,893       8.95
  Other liabilities                        637       0.45                           522       0.47
                                      --------     ------                      --------     ------

Total liabilities                      131,163      92.18                       101,376      91.71
                                      --------                                 --------

Stockholders' equity                    11,125       7.82                         9,158       8.29
                                      --------     ------                      --------     ------

Total liabilities and
  Stockholders' equity                $142,288     100.00%                     $110,534     100.00%
                                      ========     ======                      ========     ======

Net interest income                                         $ 4,975                                     $4,248

Interest rate spread                                                    3.18%                                     3.53%

Net interest margin                                                     3.69%                                     4.08%

  Net interest income is affected by the volume and rate of both interest-earning assets and interest-bearing liabilities. The following table illustrates the dollar effect and rate changes for the different categories of interest-earning assets and interest bearing liabilities and the resultant change in interest income and interest expense. Non-performing loans are included in the following table.

                                  1997 COMPARED TO               1996 COMPARED TO
                                   1996 INCREASE                  1995 INCREASE
                                 (DECREASE) DUE TO              (DECREASE) DUE TO
                              -------------------------      --------------------------
                              VOLUME   RATE   RATE/VOL       VOLUME    RATE   RATE/VOL
                              -------  -----  ---------      -------   -----  ---------
                                             (DOLLARS IN THOUSANDS)

  INTEREST EARNED ON:
    Loans                     $1,664   $ 19       $  5       $ 769       $ (68)      $(10)
    Taxable Securities           447     81         21        (292)        (39)         6
    Nontaxable Securities        258    (14)       (10)        149         (20)       (11)
    Federal funds sold           (20)     1         (1)        (55)         (3)         2
                              ------   ----       ----       -----       -----       ----

    Total interest income      2,349     87         15         571        (130)       (13)

  INTEREST PAID ON:
    NOW accounts              $    6   $ (8)      $  0       $ (39)      $ (36)      $  2
    Savings accounts              15     (3)         0         (49)        (57)         7
    Money market accounts         25      1          0          (6)          7         (1)
    Time deposits              1,064     64         27         216          55          5
    Short-term borrowings        429     57         47         214          (6)        (4)
                              ------   ----       ----       -----       -----       ----

    Total interest expense     1,539    111         74         336         (37)         9

    Net interest income       $  810   $(24)      $(59)      $ 235       $ (93)      $(22)
                              ======   ====       ====       =====       =====       ====

  Net income as a percent of average assets and average equity, including changes in the fair value of available-for-sale securities, for the last two years was:

                                                                       RETURN ON AVERAGE ASSETS           RETURN ON AVERAGE EQUITY
                                                                       -------------------------         --------------------------
                                                                              DECEMBER 31,                      DECEMBER 31,
                                                                              1997    1996                      1997    1996
                                                                              ----    ----                      ----    ----

        Net Income                                                            1.16%  1.00%                     14.85%   12.01%

    Dividends declared by Mid-Missouri for the past two years were:

                                                  1997              1996
                                                  ----             ------
      Dividend Payout Ratio                       38.39%           35.93%

      Equity to Asset Ratio                        8.05%            7.91%

CAPITAL

  During 1997, the Bank increased capital by $2,277,107 due to the acquisition of American Federal. Capital as a percent of total assets was 8.05% at December 31, 1997 compared to 7.91% at December 31, 1996. Book value per share was $56.36 at December 31, 1997 compared to $47.86 at December 31, 1996.

                                   LIQUIDITY

  The central objectives of liquidity management are to ensure that the Bank has ready access to sufficient funds to meet maturing obligations and existing commitments to enable the Bank to withstand fluctuations in deposit levels and to provide for customers' credit needs. Liquidity management is viewed from both asset and liability perspectives. The basic concept is the amount of assets maturing within certain time frames should relate to the amount of liabilities maturing within the same period. This procedure enables the Bank to monitor its liquidity requirements, thereby facilitating the meeting of obligations as they mature and, at the same time, allowing the Bank to respond to shifts in interest rates. Management believes that during the current period of economic uncertainty and interest rate volatility, this flexibility is imperative in maintaining liquidity and acceptable profit margins. Management has historically maintained an adequate liquidity position and will endeavor to do so in the future.

  The following table provides information on short-term borrowing which the Bank uses to fund short-term liquidity needs.

                                                                       MAXIMUM
                                                      END OF YEAR    OUTSTANDING
                                       OUTSTANDING      WEIGHTED       AT ANY       AVERAGE      WEIGHTED
                                      AT END OF YEAR  AVERAGE RATE    MONTH END   OUTSTANDING  AVERAGE RATE
                                      --------------  -------------  -----------  -----------  -------------
                                                                (DOLLARS IN THOUSANDS)

 1997
CATEGORY:
  Federal Home Loan Bank                 $17,079,014          6.01%  $17,079,014   $6,438,378          6.07%
  Federal Funds Purchased                $ 2,200,000          6.11%  $ 4,700,000   $1,984,658          6.11%
  Securities Sold under Repurchase
   Plan                                  $ 3,053,726          5.35%  $ 3,221,558   $3,024,854          5.35%
  Sweep Accounts                         $ 7,379,724          4.91%  $ 8,984,706   $7,688,833          4.91%

 1996
CATEGORY:
  Federal Home Loan Bank                 $ 1,000,000          6.01%  $ 5,000,000   $  969,399          6.01%
  Federal Funds Purchased                $ 3,150,000          5.72%  $ 3,150,000   $  642,345          5.72%
  Securities Sold under Repurchase
   Plan                                  $ 3,206,548          5.10%  $ 3,206,548   $3,133,781          5.10%
  Sweep Accounts                         $ 7,553,838          4.60%  $ 7,553,838   $5,722,480          4.60%

                              EFFECTS IN INFLATION

  Inflation continues to affect Mid-Missouri as it does other businesses. Overhead costs for personnel, occupancy, and equipment tend to track inflation closely. The ability of Mid-Missouri to offset the effects of inflation on its operations must come from prudent management of its asset/liability mix, expense control, and realistic pricing of services.


ITEM 7.  FINANCIAL STATEMENTS
------   --------------------

  The Registrant's financial statements are included under Part IV herein.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

  None.

                                   PART III
                                   --------
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
------   -------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

  The following table indicates the principal occupation or employment for the past five years, age, other directorships, and the year first elected as a Director of the Registrant with respect to the directors of Mid-Missouri at December 31, 1997. Information with respect to the business experience of each Director of the Registrant has been furnished by such Director or has been obtained from the records of the Registrant.

                                                               DIRECTOR OF THE
                                                                  REGISTRANT
NAME, AGE, PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS             SINCE
-------------------------------------------------------        ---------------

E. Milt Branum, Jr. (56)                                              1993
 President and CEO, Mid-Missouri Holding Company, Inc.
 President and CEO, Bank of Sullivan
 Director, Bank of Sullivan
 Director, Farmers & Merchants Bank of St. Clair
 Director, St. Clair Bancshares, Inc.

John M. Brummet (76)                                                  1997
 Business Investor
 (retail grocery and commercial property leasing)
 Director, Bank of Sullivan
 Vice President, Mid-Missouri Holding Company, Inc.

Edward P. Burke (79)                                                  1993
 Attorney, Edward P. Burke, Attorney at Law
 Vice President, Mid-Missouri Holding Company, Inc.
 Director, Bank of Sullivan

Gordian J. Mathias (82)                                               1993
 Investor
 Vice President, Mid-Missouri Holding Company, Inc.
 Director, Bank of Sullivan

James E. McIntosh (84)                                                1993
 Business Investor
 (grocery stores and real estate)
 Treasurer, Mid-Missouri Holding Company, Inc.
 Director, Bank of Sullivan

Norman M. Rubenstein (78)                                             1993
 Paramount Headwear
 (manufacturing)
 Investor
 Vice President, Mid-Missouri Holding Company, Inc.
 Director, Bank of Sullivan
 Chairman, Paramount Cap Manufacturing Co.

Albert M. Schlueter (59)                                              1993
 Attorney, Schlueter, Elbling & Byrne
 Vice President, Mid-Missouri Holding Company, Inc.
 Director, Bank of Sullivan

John W. Waller (77)                                                   1993
 Attorney, John J. Waller, Attorney at Law
 Chairman of the Board, Mid-Missouri Holding Company, Inc.
 Chairman of the Board, Bank of Sullivan
 Chairman of the Board, Farmers & Merchants Bank of St. Clair
 Chairman of the Board, St. Clair Bancshares, Inc.


T. Scott Waller (40)                                                 1997
 Operations Officer, Farmers & Merchants Bank of St. Clair
 Vice President, Mid-Missouri Holding Company, Inc.
 Director, Bank of Sullivan
 Director, Farmers & Merchants Bank of St. Clair
 Director, St. Clair Bancshares, Inc.

Edward C. Wallis (62)                                                 1993
 Owner-Operator, Bourbon Roller Mill
 (feed and supply store)
 Vice President, Mid-Missouri Holding Company, Inc.
 Director, Bank of Sullivan

  No person named in this section has been involved in any material legal proceedings enumerated in Item 401(d) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended, which are material to the evaluation of the ability or integrity of any such person.


ITEM 10.  EXECUTIVE COMPENSATION
-------   ----------------------

  The following table sets forth information concerning the remuneration paid or accrued during in 1997 and 1996 for E. Milt Branum, Jr., the President and Chief Executive Officer of the Registrant. None of the other executive officers of the Registrant received total annual salary and bonuses exceeding One Hundred Thousand Dollars ($100,000) during the fiscal year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------
                                                         ANNUAL             LONG TERM            ALL
                                                      COMPENSATION        COMPENSATION          OTHER
                                                                                            COMPENSATION
                                                    ---------------     ------------------

        NAME AND PRINCIPAL POSITION          YEAR   SALARY     BONUS          AWARDS
                                                                        ------------------
                                                      ($)       ($)         Securities           ($)
                                                                        Underlying Options
----------------------------------------------------------------------------------------------------------
E. MILT BRANUM, JR. (56)                     1997  $107,788   $16,168          N/A                  $-0-
  President, Chief Executive Officer and
  Director of the Registrant and the Bank    1996    98,000    15,194          N/A                  $-0-
----------------------------------------------------------------------------------------------------------

     Mid-Missouri does not maintain stock option, stock appreciation right, long-term incentive, deferred compensation or similar plans and no stock options, stock appreciation rights, long-term incentive awards or similar benefits are issued or granted by Mid-Missouri to its directors, executive officers or employees.

     Neither Mid-Missouri nor the Bank has an employment agreement with any of their respective executive officers or other employees.

     Mid-Missouri and the Bank have had and expect to have in the future, loans and other banking transactions in the ordinary course of business with a number of its officers and directors and their associates. Such transactions were made and will continue to be made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not and will not involve more than normal risk of collectibility or present other unfavorable
features.    During the previous calendar year, the Bank has had commercial transactions in the ordinary course of business with companies with which certain of Mid-Missouri's directors are affiliated. No significant business or personal relationships with the subsidiaries of Mid-Missouri existed by virtue of a person's position in Mid-Missouri or in the Bank, or ownership interest in Mid-Missouri.

     Neither Mid-Missouri nor the Bank has a Compensation Committee responsible for establishing compensation. Salaries and bonuses for executive officers (other than E. Milt Branum, Jr.) and employees of Mid-Missouri and the Bank are determined by the action of the respective boards of directors of such entities at large upon recommendation of Mr. E. Milt Branum, Jr., the President and Chief Executive Officer of each such entity. Mr. Branum's recommendations in turn are based on (i) the report of an independent personnel review firm engaged by Mid-Missouri and the Bank annually to evaluate salary and bonus levels of all executive officers and employees, (ii) experience levels of incumbents and present facts and circumstances with respect to each, and (iii) competitive compensation data. This information is available to and discussed with the other members of the boards of directors of Mid-Missouri and the Bank as such boards determine salaries and bonuses.

     The salary and bonus paid annually to E. Milt Branum, President and Chief Executive Officer of Mid-Missouri and the Bank, is determined by the other members of the respective boards of directors of these entities. Mr. Branum does not participate in such deliberations. Mr. Branum's compensation for fiscal year 1997 was increased due to the positive performance of Mid-Missouri and the Bank during such period.

     Mid-Missouri has a non-contributory defined pension plan covering all employees who meet the eligibility requirements. To be eligible, an employee must be 21 years of age and have completed one year of continuous service. The plan provides benefits based on the career earnings of each participant. Mid-Missouri's funding policy is to make the minimum annual contribution that is required by applicable regulations, plus such amounts as Mid-Missouri may determine to be appropriate from time to time.

     Directors of Mid-Missouri receive no fees for their service on the board of directors of Mid-Missouri. Directors of the Bank receive $350.00 per regular meeting, with a limit of 12 such meetings annually. Board committee members receive $100.00 per committee meeting, other than John W. Waller and E. Milt Branum, Jr. who receive no compensation for committee meeting service. There are no other arrangements pursuant to which any director of Mid-Missouri or the Bank was compensated during fiscal year 1997 for service as such.

     During 1997, there were seven (7) regular meetings and no special meetings of the Registrant's Board of Directors. Each of the Directors of the Registrant attended at least fifty-seven percent (57%) of the aggregate of the total number of Board of Directors meetings of the Registrant and the total number of meetings held by all committees of the Board on which such Director served during 1997.

     The Registrant has a standing Audit Committee (established in 1990). This Committee consists of three non-employee Directors. It is the responsibility of the Audit Committee to monitor the internal accounting controls and practices of the Registrant and report its findings to the full Board of Directors. The Committee meets quarterly and met four (4) times during the last fiscal year. The Registrant has no standing nominating committee and no committee performs a similar function. Director nominations on behalf of the Registrant are recommended by the Board of Directors. Nomination recommendations to the Board of Directors by shareholders are not accepted. As discussed above, the Registrant has no standing Compensation Committee. Determination of salaries and other compensation paid to officers and directors of the Registrant is discussed above in greater detail.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------   --------------------------------------------------------------

     The following tables set forth, as of December 31, 1997, the number of shares of Mid-Missouri Common Stock, the only class of equity securities outstanding, owned beneficially by each of the Directors of Mid-Missouri and the Executive Officer named in the Summary Compensation Table above, as well as by all Directors and such named Executive Officer of the Registrant as a group, without naming them, and the number of shares held by any person who is known to the Registrant to be the beneficial owner of more than five percent (5%) of the outstanding Mid-Missouri Common Stock, the only class of voting securities outstanding.

                                    AMOUNT AND NATURE OF
                                  BENEFICIAL OWNERSHIP/1/
                                --------------------------
                                 SOLE VOTING      OTHER      PERCENT
                                AND INVESTMENT  BENEFICIAL     OF
      OFFICERS & DIRECTORS          POWER       OWNERSHIP    CLASS
--------------------------------  ----------    ---------    -------

E. Milt Branum, Jr.                      255        -0-      0.11%
   8260 Seminary Road
   Sullivan, MO  63080

John M. Brummet                        1,504        -0-      0.65%
   P.O. Box B
   Cuba, MO  65453

Edward P. Burke                       24,409        -0-     10.55%
   31 N. Old Orchard, Apt. 339
   Webster Groves, MO  63119

Gordian J. Mathias                    16,889        -0-      7.30%
   P.O. Box 572
   Sullivan, MO  63080

James E. McIntosh                      6,200     11,337      7.58%
   P.O. Box 246
   Sullivan, MO  63080

Norman M. Rubenstein                  10,481        -0-      4.53%
   13306 Fairfield Circle Dr.
   Chesterfield, MO  63017

Albert M. Schleuter                   17,398        -0-      7.52%
   11 S. Meramec, Suite 1400
   St. Louis, MO  63105

John W. Waller                        32,229        -0-     13.93%
   101 Country Club Drive
   Sullivan, MO  63080

T. Scott Waller                       19,180        -0-      8.29%
   604 Jane St.
   Sullivan, MO  63080

Edward C. Wallis                         255        -0-      0.11%
   P.O. Box 177
 Bourbon, MO  65441


Executive Officers and Directors
as a Group (10 persons)              128,800     11,337     60.57%

/1/ The information set forth in these tables is based upon information furnished to the Registrant by the named persons or entities. Beneficial ownership of shares, as determined in accordance with applicable S.E.C. rules, includes shares as to which a person directly or indirectly has or shares voting power or investment power or both.

/2/ The percentages of the class is based on the total number of shares of Mid-Missouri Common Stock outstanding as of December 31, 1997 (231,361 shares).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

None.

                                    PART IV
                                    -------


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

   (a)        Documents filed as a part of this Report:
                                                            Report
                                                            Page Number*
                                                            -----------

     1.   Consolidated Financial Statements:

          Independent Accountants' Report............................

          Balance Sheets
               December 31, 1997 and 1996............................

          Statements of Income -
               Years Ended December 31, 1997 and 1996................

          Statements of Changes in Shareholders' Equity -
               Years Ended December 31, 1997 and 1996................

          Statements of Cash Flows -
               Years Ended December 31, 1997 and 1996................

          Notes to Financial Statements..............................

 2.  Financial Statement Schedules:

          All other schedules are omitted because they are not applicable, not required, or the information is included elsewhere in the Financial Statements.

 3.  Exhibits:/*/

          3(i)   Articles of Incorporation of the Registrant,
                 as amended..........................................

          3(ii)  Bylaws of the Registrant............................

          21     List of the Subsidiaries of the Registrant..........

          27     Financial Data Schedule.............................


(b)  Reports filed on Form 8-K:

          No reports on Form 8-K were filed for the three months ended December 31, 1997.


     *Page numbers appear only on the manually signed original form 10-KSB.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MID-MISSOURI HOLDING COMPANY, INC.



                              By    /s/ E. Milt Branum
                                    ------------------
                                    E. Milt Branum
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)
April 15, 1998


                              By    /s/ James E. McIntosh
                                    ---------------------
                                    James E. McIntosh
                                    Treasurer
                                    (Principal Financial Officer, Controller or
                                    Principal Accounting Officer)
April 15, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



       /s/ John W. Waller               /s/ E. Milt Branum, Jr.
       ----------------------           -----------------------
       John W. Waller                   E. Milt Branum, Jr.
       Chairman of the Board            President, Chief Executive Officer and
                                        Director

Date:  April 15, 1998               Date:  April 15, 1998



       /s/ Edward P. Burke              /s/ James E. McIntosh
       -------------------              ---------------------
       Edward P. Burke                  James E. McIntosh
       Director                         Director

Date:  April 15, 1998               Date:  April 15, 1998

       /s/ Norman M. Rubenstein         /s/ Albert M. Schlueter
       ------------------------         -----------------------
       Norman M. Rubenstein             Albert M. Schlueter
       Director                         Director

Date:  April 15, 1998               Date:  April 15, 1998



       /s/ T. Scott Waller              /s/ Edward C. Wallis
       -------------------              --------------------
       T. Scott Waller                  Edward C. Wallis
       Director                         Director

Date:  April 15, 1998               Date:  April 15, 1998



       /s/ John M. Brummet
       --------------------
       John M. Brummet
       Director

Date:  April 15, 1998

                                 EXHIBIT INDEX
                                 -------------


 REGULATION S-B                                                                  REPORT
    EXHIBIT                                                                       PAGE
      NO.                               DESCRIPTION                               NO.*
----------------  --------------------------------------------------------       ------
      3(i)        Articles of Incorporation of the Registrant, as amended.

     3(ii)        Bylaws of the Registrant.

       21         List of Subsidiaries of the Registrant

       27         Financial Data Schedule

=======================================================================================


     *Page numbers appear only on the manually signed original form 10-KSB.

                             FINANCIAL STATEMENTS

                        INDEPENDENT ACCOUNTANTS' REPORT

                      MID-MISSOURI HOLDING COMPANY, INC.

                            ACCOUNTANTS' REPORT AND
                       CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1997 AND 1996

                      MID-MISSOURI HOLDING COMPANY, INC.

                          DECEMBER 31, 1997 AND 1996


                               TABLE OF CONTENTS
                               -----------------

                                                            Page
                                                            ----


INDEPENDENT ACCOUNTANTS' REPORT.............................  1


CONSOLIDATED FINANCIAL STATEMENTS

 Balance Sheets.............................................  2
 Statements of Income.......................................  3
 Statements of Changes in Stockholders' Equity..............  5
 Statements of Cash Flows...................................  6
 Notes to Financial Statements..............................  8

                        Independent Accountants' Report
                        -------------------------------

Board of Directors
Mid-Missouri Holding Company, Inc.
Sullivan, Missouri



   We have audited the accompanying consolidated balance sheets of MID-MISSOURI HOLDING COMPANY, INC., as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MID-MISSOURI HOLDING COMPANY, INC. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                        BAIRD, KURTZ & DOBSON



St. Louis, Missouri
February 11, 1998

                      MID-MISSOURI HOLDING COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1997 and 1996

                                       ASSETS
                                       ------                                            1997               1996
                                                                                     -------------     -------------
Cash and due from banks ........................................................     $   4,308,509     $   3,764,390
Available-for-sale securities ..................................................        39,414,066        23,497,514
Held-to-maturity securities ....................................................        12,375,148        16,202,182
Other investments ..............................................................         1,579,780           595,680
Loans ..........................................................................        98,965,645        72,609,368
Bank premises and equipment ....................................................         2,383,280         2,019,415
Deferred income taxes ..........................................................            87,000           176,656
Accrued interest receivable ....................................................         1,344,904         1,010,406
Excess of cost over fair value of net assets
   acquired, at amortized cost .................................................         1,378,471           671,914
Prepaid expenses and other assets ..............................................           240,653           194,584
                                                                                     -------------     -------------
         Total Assets ..........................................................     $ 162,077,456     $ 120,742,109
                                                                                     =============     =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Demand deposits ................................................................     $  11,211,408     $   9,515,251
Savings, NOW and money market deposits .........................................        35,872,275        34,295,398
Time deposits, $100,000 and over ...............................................        19,479,400        11,107,323
Other time deposits ............................................................        52,146,194        40,836,656
                                                                                     -------------     -------------
         Total Deposits ........................................................       118,709,277        95,754,628
Federal funds purchased ........................................................         2,200,000         3,150,000
Other borrowings from the Federal Home Loan Bank ...............................        17,079,014         1,000,000
Securities sold under agreements to repurchase .................................        10,433,450        10,760,386
Accrued interest, taxes and other expenses .....................................           615,981           504,223
                                                                                     -------------     -------------
         Total Liabilities .....................................................       149,037,722       111,169,237
                                                                                     -------------     -------------
STOCKHOLDERS' EQUITY
   Common stock, $10 par value; authorized,
     issued and outstanding, 231,361 shares - 1997
     and 200,000 shares - 1996 .................................................         2,313,610         2,000,000
   Additional paid-in-capital ..................................................         8,498,735         6,535,238
   Retained earnings ...........................................................         1,923,315         1,180,723
   Unrealized appreciation (depreciation) on investment securities, net
     of income taxes of ($192,759) and $89,576 .................................           304,074          (143,089)
                                                                                     -------------     -------------
         Total Stockholders' Equity ............................................        13,039,734         9,572,872
                                                                                     -------------     -------------
         Total Liabilities and Stockholders' Equity ............................     $ 162,077,456     $ 120,742,109
                                                                                     =============     =============

See Notes to Consolidated Financial Statements

                      MID-MISSOURI HOLDING COMPANY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                    YEARS ENDED DECEMBER 31, 1997 and 1996


                                                        1997              1996
                                                   ------------      ------------
INTEREST INCOME
   Loans .....................................     $  7,722,516      $  6,030,197
   Investment securities - taxable ...........        2,279,292         1,729,896
   Investment securities - non-taxable .......          613,250           378,753
   Federal funds sold ........................               --            24,006
                                                   ------------      ------------
         Total Interest Income ...............       10,615,058         8,162,852
                                                   ------------      ------------
INTEREST EXPENSE
   Deposits ..................................        4,588,620         3,397,326
   Federal funds purchased and securities sold
     under agreements to repurchase ..........          660,323           459,483
   Other borrowings ..........................          391,053            58,281
                                                   ------------      ------------
                                                      5,639,996         3,915,090
                                                   ------------      ------------

NET INTEREST INCOME ..........................        4,975,062         4,247,762

PROVISION FOR LOAN LOSSES ....................          230,000                --
                                                   ------------      ------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES .................        4,745,062         4,247,762
                                                   ------------      ------------
NON-INTEREST INCOME
   Service charges on deposit accounts .......          624,834           612,263
   Net realized gains (losses) on sales of
     available-for-sale securities ...........          (16,655)            8,297
   Other income ..............................          338,428           253,413
                                                   ------------      ------------
         Total Non-Interest Income ...........          946,607           873,973
                                                   ------------      ------------
NON-INTEREST EXPENSES
   Salaries ..................................        1,630,579         1,404,243
   Employee benefits .........................          331,619           260,064
   Data processing expense ...................          299,168           272,513
   Occupancy expense .........................          155,482           130,057
   Other expenses ............................        1,649,097         1,482,559
                                                   ------------      ------------
         Total Non-Interest Expenses .........        4,065,945         3,549,436
                                                   ------------      ------------

See Notes to Consolidated Financial Statements

                     MID-MISSOURI HOLDING COMPANY, INC.

                CONSOLIDATED STATEMENTS OF INCOME, Continued

                   YEARS ENDED DECEMBER 31, 1997 and 1996


                                           1997           1996
                                        ----------     ----------
INCOME BEFORE INCOME TAXES .......      $1,625,724     $1,572,299

PROVISION FOR INCOME TAXES .......         420,410        459,139
                                        ----------     ----------

NET INCOME .......................      $1,205,314     $1,113,160
                                        ==========     ==========

BASIC EARNINGS PER SHARE .........      $     5.59     $     5.57
                                        ==========     ==========


See Notes to Consolidated Financial Statements

                      MID-MISSOURI HOLDING COMPANY, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    YEARS ENDED DECEMBER 31, 1997 and 1996

                                                                                             Unrealized
                                                                                            Appreciation
                                                                                           (Depreciation)
                                                               Additional                   on Available-
                                               Common           Paid-In      Retained        for-Sale
                                               Stock            Capital      Earnings     Securities, Net      Total
                                          ---------------   ------------   ------------   ---------------  ------------
BALANCE, JANUARY 1, 1996                  $     2,000,000   $  6,535,238   $    467,589    $   (129,783)   $  8,873,044

   Net income .........................                --             --      1,113,160              --       1,113,160

   Cash dividends paid
     $2.00 per share ..................                --             --       (400,026)             --        (400,026)

   Change in unrealized
     depreciation on available-for-sale
     securities, net of income
     taxes of $8,330 ..................                --             --             --         (13,306)        (13,306)
                                          ---------------   ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 1996                      2,000,000      6,535,238      1,180,723        (143,089)      9,572,872

   Common stock issued to
     shareholders of  American
     Federal Savings and
     Loan Association .................           313,610      1,963,497             --              --       2,277,107

   Net income .........................                --             --      1,205,314              --       1,205,314

   Cash dividends paid
     $2.00 per share ..................                --             --       (462,722)             --        (462,722)

   Change in unrealized
     appreciation on available-for-sale
     securities, net of income
     taxes of $254,934 ................                --             --             --         447,163         447,163
                                          ---------------   ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 1997                $     2,313,610   $  8,498,735   $  1,923,315    $    304,074    $ 13,039,734
                                          ===============   ============   ============    ============    ============

See Notes to Consolidated Financial Statements

                      MID-MISSOURI HOLDING COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 1997 and 1996

                                                                1997               1996
                                                            ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .........................................     $  1,205,314      $  1,113,160
   Items not requiring (providing) cash:
     Depreciation .....................................          253,691           227,527
     Amortization of organization costs ...............            7,500             7,500
     Amortization of excess of cost over fair value of
         net assets acquired ..........................           78,882            52,699
     Realized loss on impairment of held-to-maturity
         securities ...................................           12,000            56,000
     Net amortization of premiums on
         investments securities .......................           75,757            56,976
     Net realized (gains) losses on sales of available-
         for-sale securities ..........................           16,655            (9,144)
     Deferred income taxes ............................         (125,321)            9,000
   Changes in:
     Accrued interest receivable ......................         (194,198)         (130,214)
     Prepaid expenses and other assets ................          263,425           (36,936)
     Accrued interest, taxes and other expenses .......            4,909          (149,777)
                                                            ------------      ------------
         Net cash provided by operating activities ....        1,828,614         1,196,791
                                                            ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans ..............................      (19,071,472)      (11,301,091)
   Net increase in other investments ..................         (613,888)          (11,100)
   Purchase of bank premises and equipment ............         (338,093)         (347,102)
   Proceeds from sales of available-for-sale securities        7,964,033         2,499,873
   Proceeds from maturities, calls and paydowns of
     held-to-maturity securities ......................        4,227,040         6,086,466
   Proceeds from maturities, calls and paydowns of
     available-for-sale securities ....................        8,513,718         5,719,746
   Purchase of held-to-maturity securities ............         (265,000)         (281,315)
   Purchase of available-for-sale securities ..........      (23,884,659)      (20,237,168)
   Payment for purchase of American Federal Savings
     and Loan, net of cash acquired ...................       (2,094,886)               --
                                                            ------------      ------------
         Net cash used in investing activities ........      (25,563,207)      (17,871,691)
                                                            ------------      ------------

See Notes to Consolidated Financial Statements

                      MID-MISSOURI HOLDING COMPANY, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                    YEARS ENDED DECEMBER 31, 1997 and 1996

                                                              1997              1996
                                                          ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in time deposits ....................     $  9,760,296      $ 11,470,999
   Net increase (decrease) in demand, savings, NOW
     and money market deposits ......................          179,060        (2,184,554)
   Net increase (decrease) in federal funds purchased         (950,000)        3,100,000
   Net increase in other borrowings from the Federal
     Home Loan Bank .................................       16,079,014         1,000,000
   Net increase (decrease) in securities sold under
     agreements to repurchase .......................         (326,936)        3,934,009
   Dividends paid ...................................         (462,722)         (400,026)
                                                          ------------      ------------
         Net cash provided by financing activities ..       24,278,712        16,920,428
                                                          ------------      ------------
INCREASE IN CASH AND
   DUE FROM BANKS ...................................          544,119           245,528

CASH AND DUE FROM BANKS,
   BEGINNING OF YEAR ................................        3,764,390         3,518,862
                                                          ------------      ------------
CASH AND DUE FROM BANKS,
   END OF YEAR ......................................     $  4,308,509      $  3,764,390
                                                          ============      ============

See Notes to Consolidated Financial Statements

                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
            ACCOUNTING POLICIES

FINANCIAL STATEMENT PRESENTATION AND NATURE OF OPERATIONS
---------------------------------------------------------

  Mid-Missouri Holding Company, Inc. (Company) is a bank holding company with a wholly-owned subsidiary, Bank of Sullivan (Bank).

  The Bank is primarily engaged in providing a full range of banking and mortgage services to individual and corporate customers in Sullivan, Missouri and surrounding communities. The Bank is subject to competition from other financial institutions. The Bank also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

USE OF ESTIMATES
----------------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held-for-sale, management obtains independent appraisals for significant properties.

  Management believes that the allowance for losses on loans and the valuation of foreclosed assets held-for-sale are adequate. While management uses available information to recognize losses on loans and foreclosed assets held-for-sale, changes in economic conditions may necessitate revision of those estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and valuation of foreclosed assets held-for-sale. Such agencies may require the Bank to recognize additional losses based on their judgments of information available to them at the time of their examination.

                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
            ACCOUNTING POLICIES (Continued)

PRINCIPLES OF CONSOLIDATION
---------------------------

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS
----------------

  The Bank considers all liquid investments with original maturities of three months or less to be cash equivalents.

INVESTMENTS IN DEBT AND EQUITY SECURITIES
-----------------------------------------

  Available-for-sale securities, which include any security for which the Bank has no immediate plans to sell, but which may be sold in the future, are carried at fair value. Realized gains and losses, based on the amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

  Held-to-maturity securities, which include any security for which the Bank has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

  Interest and dividends on investments in debt and equity securities are included in income when earned.

LOANS
-----

  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-offs are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
            ACCOUNTING POLICIES (Continued)


ALLOWANCES FOR LOAN LOSSES
--------------------------

  The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The allowance is maintained at a level considered adequate to provide for potential loan losses, based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category. General allowances have been established, based upon the aforementioned factors, and allocated to the individual loan categories. Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.

  A loan is considered impaired when it is probable that the Bank will not receive all amounts due according to the contractual terms of the loan. This includes loans that are delinquent 90 days or more unless the loan is well secured and in the process of collection, (nonaccrual loans) and certain other loans identified by management. Accrual of interest is discontinued on nonaccrual loans, and interest accrued and unpaid is removed, at the time such amounts are delinquent 90 days. Interest is recognized for nonaccrual loans only upon receipt, and only after all principal amounts are current according to the terms of the contract.

BANK PREMISES AND EQUIPMENT
---------------------------

  Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

FORECLOSED ASSETS HELD-FOR-SALE
-------------------------------

  Assets acquired by foreclosure or in settlement of debt and held-for-sale are valued at fair value as of the date of foreclosure and a related valuation allowance is provided for estimated costs to sell the assets. Management evaluates the value of foreclosed assets held-for-sale periodically and increases the valuation allowance for any subsequent declines in estimated fair value. Increases in the valuation allowance and gains/losses on sales of foreclosed assets are included in non-interest expense, net.

                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 1:    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
            ACCOUNTING POLICIES (Continued)


EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED
-----------------------------------------------------

  Unamortized costs of a purchased subsidiary (subsequently merged with the Bank-See Note 16) in excess of the fair value of the net tangible assets acquired aggregated $759,256 (net of amortization of $26,228) and are being amortized on a 15 year period using the straight-line method.

  The excess of purchase price over the net assets of the branch acquired were $619,215 (net of amortization of $171,271) and are being amortized on a straight-line basis over a period of 15 years.

  Amortization expense related to the purchased subsidiary and the branch was $78,882 and $52,699 for 1997 and 1996, respectively.

INCOME TAXES
------------

  Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

FEES
----

  Loan origination fees, net of direct origination costs are recognized as income using the level-yield method over the term of the loan.

RECLASSIFICATIONS
-----------------

  Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 financial statement presentation. These reclassifications have no effect on net earnings.

EARNINGS PER SHARE
------------------

  Earnings per share is computed based on the weighted average number of shares outstanding during the year, which totaled 215,681 for 1997 and 200,000 for 1996. Diluted earnings per share is not presented because the Company had no potential common shares outstanding during either period.

                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 2:   INVESTMENT IN DEBT AND EQUITY SECURITIES

   The amortized cost and approximate fair value of available-for-sale securities are as follows:

                                                          December 31, 1997
                                                         ------------------
                                                      Gross          Gross        Approximate
                                     Amortized      Unrealized      Unrealized       Fair
                                        Cost           Gains         (Losses)        Value
                                   ------------   ------------    ------------    ------------
U.S. Treasury ..................   $  1,526,804   $     22,709    $     (3,507)   $  1,546,006
State and political subdivisions      7,751,045        196,232          (3,677)      7,943,600
U.S. Government agencies
  and corporations .............     21,974,292        134,357          (9,057)     22,099,592
Mortgage-backed securities .....      7,124,500         32,800         (23,743)      7,133,557
Other investments ..............        540,592        157,299          (6,580)        691,311
                                   ------------   ------------    ------------    ------------
                                   $ 38,917,233   $    543,397    $    (46,564)   $ 39,414,066
                                   ============   ============    ============    ============


                                                       December 31, 1996
                                   ----------------------------------------------------------
                                                    Gross            Gross        Approximate
                                     Amortized     Unrealized       Unrealized        Fair
                                      Cost           Gains           (Losses)         Value
                                  ------------   ------------    ------------    ------------
U.S. Treasury ..................   $  2,239,086   $      1,286    $     (1,314)   $  2,239,058
State and political subdivisions      5,994,427          5,688         (39,869)      5,960,246
U.S. Government agencies
  and corporations .............     10,742,098        112,741          (4,067)     10,850,772
Mortgage-backed securities .....      4,392,937         17,838         (45,337)      4,365,438
Other investments ..............        101,580           --           (19,580)         82,000
                                   ------------   ------------    ------------    ------------
                                   $ 23,470,128   $    137,553    $   (110,167)   $ 23,497,514
                                   ============   ============    ============    ============

                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 2:  INVESTMENT IN DEBT AND EQUITY SECURITIES (Continued)

    Maturities of available-for-sale securities at December 31, 1997:

                                                   Approximate
                                     Amortized       Fair
                                       Cost          Value
                                      -----          -----
One year or less ................   $ 3,071,400   $ 3,090,341
After one through five years ....    14,940,619    15,167,219
After five through ten years ....    11,808,435    11,994,460
After ten years .................     1,972,279     2,028,489
Not due on a single maturity date     7,124,500     7,133,557
                                    -----------   -----------
                                    $38,917,233   $39,414,066
                                    ===========   ===========

    The amortized cost and approximate fair value of held-to-maturity securities are as follows:

                                                       December 31, 1997
                                   -----------------------------------------------------------
                                                    Gross            Gross         Approximate
                                    Amortized     Unrealized       Unrealized         Fair
                                       Cost         Gains           (Losses)         Value
                                   -----------   ------------  ---------------   ------------
U.S. Treasury ..................   $   498,010   $     7,145   $            --    $   505,155
State and political subdivisions     5,160,316        87,382                --      5,247,698
U.S. Government agencies
  and corporations .............     2,910,460       215,072                --      3,125,532
Mortgage-backed securities .....     3,806,362       138,929                --      3,945,291
                                   -----------   -----------   ---------------    -----------
                                   $12,375,148   $   448,528   $            --    $12,823,676
                                   ===========   ===========   ===============    ===========
                                                        December 31, 1996
                                   -----------------------------------------------------------
                                                     Gross             Gross       Approximate
                                    Amortized      Unrealized        Unrealized        Fair
                                      Cost            Gains          (Losses)         Value
                                   ------------   ------------   -------------   ------------
U.S. Treasury ..................   $  2,959,522   $     52,733   $         --    $  3,012,255
State and political subdivisions      5,474,477          1,681         (12,042)     5,464,116
U.S. Government agencies
  and corporations .............      3,595,514         53,083         (39,889)     3,608,708
Mortgage-backed securities .....      4,172,669        154,434             --       4,327,103
                                   ------------   ------------   -------------   ------------
                                   $ 16,202,182   $    261,931   $     (51,931)  $ 16,412,182
                                   ============   ============   =============   ============

                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 2:  INVESTMENT IN DEBT AND EQUITY SECURITIES (Continued)

   Maturities of held-to-maturity securities at December 31, 1997:


                                                        Approximate
                                        Amortized          Fair
                                          Cost            Value
                                          ----            -----
One year or less ................     $ 3,046,437     $ 3,228,515
After one through five years ....       2,648,234       2,670,181
After five through ten years ....       1,889,725       1,931,199
After ten years .................         984,390       1,048,490
Not due on a single maturity date       3,806,362       3,945,291
                                      -----------     -----------
                                      $12,375,148     $12,823,676
                                      ===========     ===========

   Securities pledged as collateral, to secure public deposits and for other purposes, at December 31, 1997 and 1996, totaled:

                              1997           1996
                              ----           ----
Amortized cost .......     $15,242,570     $13,141,817

Approximate fair value     $15,402,009     $13,031,345

   Proceeds from sales of available-for-sale securities were $7,964,033 for 1997 resulting in gross gains of $86,720 and gross losses of $113,979. Proceeds from calls of debt securities were $2,183,092 for 1997 resulting in gross gains of $10,604. Proceeds from calls of debt securities were $3,010,423 for 1996, resulting in gross gains of $9,143 and gross losses of $846.

                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 3:   LOANS AND ALLOWANCE FOR LOAN LOSSES

   Composition of the loan portfolio as of December 31, 1997 and 1996, includes:

                                       1997            1996
                                       ----            ----
Real estate - mortgage .......     $76,659,257     $53,624,764
Real estate - construction ...       4,648,932       2,526,476
Commercial loans .............      11,695,411      10,270,389
Consumer and other loans .....       6,687,365       6,699,659
                                   -----------     -----------
                                    99,690,965      73,121,288
Less allowance for loan losses         725,320         511,920
                                   -----------     -----------
                                   $98,965,645     $72,609,368
                                   ===========     ===========

   Impaired loans totaled $289,293 and $169,894 at December 31, 1997 and 1996, respectively. An allowance for loan losses of $44,554 and $21,350 relates to impaired loans of $289,293 and $169,894 at December 31, 1997 and 1996, respectively.

   Interest recognized on average impaired loans of $274,500 and $170,001 for 1997 and 1996, respectively. was nominal. No interest was recognized on impaired loans on a cash basis during 1997 and 1996.

   Activity in the allowance for loan losses was as follows:

                                                   1997           1996

Balance, beginning of year ................     $ 511,920      $ 599,553
Provision charged to expense ..............       230,000             --
Loans charged off, net of recoveries
  of $101,604 for 1997 and $49,316 for 1996       (16,600)       (87,633)
                                                ---------      ---------
Balance, end of year ......................     $ 725,320      $ 511,920
                                                =========      =========

                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 4:   BANK PREMISES AND EQUIPMENT

    Major classifications of premises and equipment, stated at cost, are as follows:

                                         1997          1996
                                         ----          ----

Land ...........................     $   70,000     $       --
Buildings and improvements .....      2,807,831      2,225,860
Equipment ......................      1,967,994      1,640,905
                                     ----------     ----------
                                      4,845,825      3,866,765
Less accumulated depreciation ..      2,462,545      1,847,350
                                     ----------     ----------
      Net premises and equipment     $2,383,280     $2,019,415
                                     ==========     ==========

NOTE 5:   INTEREST-BEARING DEPOSITS

    At December 31, 1997, the scheduled maturities of certificates of deposit are as follows:

    1998               $55,827,322
    1999                10,540,193
    2000                 5,258,079
                       -----------
                       $71,625,594
                       ===========

NOTE 6:   INCOME TAXES

    The provision for income taxes consists of:

                               1997           1996
                               ----           ----

Taxes currently payable     $ 545,731      $ 450,139
Deferred income taxes .      (125,321)         9,000
                            ---------      ---------
                            $ 420,410      $ 459,139
                            =========      =========

    A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 6:   INCOME TAXES (Continued)

                                               1997           1996
                                               ----           ----

Computed at the statutory rate (34%) ..     $ 553,000      $ 535,000

Increase (decrease) resulting from:
    Non-taxable interest income .......      (176,000)      (111,000)
    State income taxes - net of federal
        tax benefit ...................        40,000         36,000
    Other .............................         3,410           (861)
                                            ---------      ---------

Actual tax provision ..................     $ 420,410      $ 459,139
                                            =========      =========


    The tax effects of temporary differences related to deferred taxes shown on the December 31, 1997 and 1996 balance sheets were:

                                                                    1997           1996
                                                                  ---------      ---------
Deferred tax assets:
   Allowance for loan losses ................................     $ 190,690      $ 124,124
   Unrealized depreciation on
      investment securities .................................          --           89,576
   Other ....................................................       173,463         49,569
                                                                    364,153        263,269
Deferred tax liabilities:
    Unrealized appreciation on available-for-sale securities       (192,759)          --
    Accumulated depreciation ................................       (52,044)       (52,762)
    Other ...................................................       (32,350)       (33,851)
                                                                  ---------      ---------
                                                                    277,153        (86,613)
                                                                  ---------      ---------

        Net deferred tax asset ..............................     $  87,000      $ 176,656
                                                                  =========      =========


NOTE 7:   RISK CONCENTRATION - FEDERAL FUNDS

  From time to time, the Bank has excess deposits or a need for additional funds. Excess deposits are loaned to other banks as federal funds sold, which represent overnight lending to other member banks of the Federal Reserve System. Additional funds are borrowed from other member banks as federal funds purchased, which represent overnight borrowing.

  At December 31, 1997 and 1996, $2,200,000 and $3,150,000 of federal funds purchased related to one bank in the St. Louis, Missouri area.

                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 8:   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

  The Bank enters into sales of securities under agreements to repurchase. Repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the statement of financial condition. The securities underlying the agreements are book-entry securities. At December 31, 1997 and 1996, these agreements had a weighted-average interest rate of 5.01% and matured within 90 days.

  Securities sold under agreements to repurchase consist of U.S. treasury and U.S. agency securities with book values of $10,433,450 and $10,760,386 and fair values of $10,496,188 and $10,296,906 at December 31, 1997 and 1996,
respectively. Accrued interest receivable on these securities was $185,475 and $228,411 at December 31, 1997 and 1996, respectively.

  At December 31, 1997 and 1996, all of the agreements were agreements to repurchase the same securities. Securities sold under agreements to repurchase averaged $10,713,687 and $8,856,262 during 1997 and 1996, respectively, and the maximum amount outstanding at any month-end during 1997 and 1996, was $12,191,254 and $10,760,386, respectively.


NOTE 9:  OTHER BORROWINGS

  At December 31, 1997, the Bank had twelve loans aggregating $17,079,014 from the Federal Home Loan Bank. (FHLB). The loans are secured by a blanket assignment of 1-4 family home mortgage loans held by the Bank and bear interest at a weighted average rate of 6.39%. The agreements with the FHLB have maturities ranging from July 2, 1998 to December 12, 2012.


NOTE 10:   OFF-BALANCE-SHEET AND CREDIT RISK

  The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include lines-of-credit, commitments to extend
credit and letters of credit.   The Bank's maximum exposure to credit loss under
lines of credit, commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996

NOTE 10:  OFF-BALANCE-SHEET AND CREDIT RISK (Continued)

  Financial instruments whose contract amounts represent potential credit risk:



                                                                 1997               1996
                                                                 ----               ----
      Lines of credit......................................   $9,273,071         $7,521,573
      Commitments to extend credit.........................   $3,011,890         $1,561,179
      Letters of credit....................................   $  851,939         $  527,910

  The Bank requires collateral to support financial instruments when it is deemed necessary. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit
is based on management's credit evaluation of the counterparty.   Collateral
held varies, but may include income-producing commercial properties; accounts receivable; property, plant and equipment; and inventory.

  Commitments to extend credit and lines of credit are agreements to lend to a customer so long as there is no violation of any condition established in the lending contract. Lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

  Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing agreements. Management does not anticipate any material losses as a result of these transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

  At December 31, 1997, all of the Bank's credit commitments expire at various times through 2025.

                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 11:   REGULATORY MATTERS

  The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

  As of December 31, 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category.


 The Company's and the Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                   TO BE WELL
                                                                                                CAPITALIZED UNDER
                                                                         FOR CAPITAL            PROMPT CORRECTIVE
                                                   ACTUAL            ADEQUACY PURPOSES          ACTION PROVISIONS
                                            ----------------------    -----------------      ----------------------
                                             AMOUNT          RATIO    AMOUNT      RATIO       AMOUNT          RATIO
                                             ------          -----    ------      -----       ------          -----
AS OF DECEMBER 31, 1997:
Total Capital
(to Risk Weighted Assets)
     Consolidated .......................   $12,182,509     13.5%     $ 7,236,160   8.0%     $    N/A
     Bank of Sullivan ...................   $12,128,719     13.4%     $ 7,236,160   8.0%     $  9,045,200     10.0%

Tier I Capital
(to Risk Weighted Assets)
     Consolidated .......................   $11,357,189     12.6%     $ 3,618,080   4.0%     $    N/A
     Bank of Sullivan ...................   $11,303,399     12.5%     $ 3,618,080   4.0%     $  5,427,120      6.0%

Tier I Capital
(to Average Assets)
     Consolidated .......................   $11,357,189      7.2%     $ 6,329,480   4.0%     $    N/A
     Bank of Sullivan ...................   $11,303,399      7.1%     $ 6,329,480   4.0%     $  7,911,850      5.0%



                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 11:   REGULATORY MATTERS (Continued)

                                                                                                   TO BE WELL
                                                                                                CAPITALIZED UNDER
                                                                         FOR CAPITAL            PROMPT CORRECTIVE
                                                   ACTUAL              ADEQUACY PURPOSES        ACTION PROVISIONS
                                            ----------------------    -------------------      --------------------
                                             AMOUNT          RATIO    AMOUNT        RATIO       AMOUNT        RATIO
                                             ------          -----    ------        -----       ------        -----
AS OF DECEMBER 31, 1996:
Total Capital
(to Risk Weighted Assets)
     Consolidated .....................    $9,655,967       14.1%      $5,482,000     8.0%         N/A
     Bank of Sullivan .................    $9,620,548       14.0%      $5,482,000     8.0%     $6,852,500       10.0%

Tier I Capital
(to Risk Weighted Assets)
     Consolidated .....................    $9,044,047       13.2%      $2,741,000     4.0%        N/A
     Bank of Sullivan .................    $9,008,628       13.1%      $2,741,000     4.0%     $4,111,500        6.0%

Tier I Capital
(to Average Assets)
     Consolidated .....................    $9,044,047        8.1%      $4,448,475     4.0%        N/A
     Bank of Sullivan .................    $9,008,628        8.1%      $4,448,475     4.0%     $5,560,594        5.0%


  The Bank is also subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1997, approximately $544,844 of retained earnings were available for dividend declaration without prior regulatory approval.



NOTE 12:  TRANSACTIONS WITH RELATED PARTIES

  At December 31, 1997 and 1996, the Bank had loans totaling $2,352,951, and $2,395,016, respectively, to employees, officers, directors, principal stockholders and affiliated companies. In management's opinion, such loans were made in the ordinary course of business, and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons.

                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 13:  PENSION PLAN

  Substantially all eligible employees are covered by the Bank's defined benefit pension plan. The Bank has not adopted Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions" (FAS87) and reports and funds pension expense based on amounts deductible for income tax purposes.
These amounts are computed using the Entry Age Normal FIL actuarial method. Management believes that this method is generally more conservative than actuarial calculations under FAS87, and the differences between the two methods are not material to the Bank's financial statements. Pension expense totaled $68,717 and $46,066, 1997 and 1996, respectively. As of September 1, 1997, the most recent valuation date, the actuary reported the following information for funding purposes with respect to the Plan.


                                          1997
                                          ----
           Accumulated plan benefits .   $266,692
           Actuarial accrued liability   $571,298
           Plan assets ...............   $352,849



NOTE 14:   ADDITIONAL CASH FLOW INFORMATION

                                    1997      1996
                                    ----      ----
NONCASH INVESTING ACTIVITIES
----------------------------
      Other assets acquired
         through repossession     $  200     $1,867
                                  ======     ======

         The Company purchased all of the capital stock of American Federal Savings and Loan Association of Sullivan for $4,521,282. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired ...     $ 17,643,424
Cash paid for the common stock ..       (2,244,176)
Fair value of common stock issued       (2,277,106)
                                      ------------

         Liabilities assumed ....     $ 13,122,142
                                      ============

                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 14:   ADDITIONAL CASH FLOW INFORMATION, Continued

ADDITIONAL CASH PAYMENT INFORMATION
-----------------------------------
      Interest paid ...............     $5,497,996     $3,873,141

      Income taxes paid ...........     $  517,751     $  518,312



NOTE 15:   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS
-------------------------

  For these short-term instruments, the carrying amount approximates fair value.

INVESTMENT SECURITIES
---------------------

  Fair values for investment securities equal quoted market prices, if available. If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

LOANS
-----

  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 15:   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS,
            (Continued)


DEPOSITS
--------

  The fair value of demand deposits, savings accounts, NOW accounts, and certain money market deposits is the amount payable on demand at the reporting date (i.e., their carrying amount). The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS
-------------------------------------------------------------------

  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

COMMITMENTS TO EXTEND CREDIT, LETTERS OF CREDIT AND LINES OF CREDIT
-------------------------------------------------------------------

  The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 15:   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
             (Continued)


FAIR VALUE TABLE
----------------

  The following table presents estimated fair values of the Bank's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Bank does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                                                                         DECEMBER 31, 1997
                                                                 -----------------------------
                                                                    CARRYING           FAIR
                                                                     AMOUNT           VALUE
                                                                     ------           -----
Financial assets:
      Cash and due from banks ..............................     $  4,308,509     $  4,308,509
      Available-for-sale securities ........................     $ 39,414,066     $ 39,414,066
      Held-to-maturity securities ..........................     $ 12,375,148     $ 12,823,676
      Loans, net of allowance for loan loses ...............     $ 98,965,645     $ 98,813,000

Financial liabilities:
      Deposits .............................................     $118,709,277     $118,914,000
      Federal funds purchased ..............................     $  2,200,000     $  2,200,000
      Securities sold under agreements to repurchase .......     $ 10,433,450     $ 10,496,188
      Other borrowings from the Federal Home
           Loan Bank .......................................     $ 17,079,014     $ 17,079,014

Unrecognized financial instruments (net of contract amount):
      Commitments to extend credit .........................     $       --       $       --
      Letters of credit ....................................     $       --       $       --
      Lines of credit ......................................     $       --       $       --


                      MID-MISSOURI HOLDING COMPANY, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 16:   BUSINESS ACQUISITIONS

  On June 30, 1997, the Company acquired all the outstanding shares of American Federal Savings and Loan Association of Sullivan for $4,521,282, including $2,241,996 in cash and 31,361 shares of common stock. The acquisition has been accounted for as a purchase by recording the assets and liabilities of the acquiree at their estimated fair values at the acquisition date. The consolidated operations of the Company include the operations of the acquiree, which was liquidated into another subsidiary, from the acquisition date. Unaudited pro forma consolidated operations assuming the purchase was made at the beginning of each year are shown below:

                                    1997            1996
                                -----------     -----------

   Interest Income ........     $11,272,428     $ 9,542,508

   Net Income .............     $ 1,294,589     $ 1,162,382

   Basic earnings per share     $      5.60     $      5.03

  The pro forma results are not necessarily indicative or what would have occurred had the acquisition been on those dates, nor are they necessarily indicative of future operations.

  Pro forma data reflect the adjusted depreciation from revaluing American Federal Savings and Loan Association of Sullivan's property and equipment and also additional interest expense related to the financing of the purchase.


NOTE 17:   OTHER EXPENSES

  Other expenses include the following. Individual expenses exceeding 1% of total revenue are shown separately.

                                   1997           1996
                                ----------     ----------

Depreciation expense ......     $  183,508     $  162,939
Stationary and printing ...        113,844        105,214
Legal and professional fees        214,078        155,798
Other .....................      1,137,667      1,058,608
                                ----------     ----------
                                $1,649,097     $1,482,559
                                ==========     ==========